Form 10KSB
period 1999-12-31
CIRRUS DEVELOPMENT CORP
filed 2000-08-14
CIK 1100572

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 1999

Commission File No. 0000-28899

Cirrus Development Corp.
(Formerly Centerfold International, Inc.)
A Nevada corporation      86-0972846

(I.R.S. Employer Identification Number)

2102 N. Donner Ave., Tucson, Arizona 85749

Registrant's telephone number, including area code:
(520) 577-1516

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year is: $0

As of August 1, 2000 the aggregate market value of voting stock held by non-affiliates of the registrant was $200 based on $0.001 per share.

     Class             Outstanding as of August 1, 2000
$.001 Par Value Common Stock          1,000,000 SHARES


PART I

This Report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

Item 1.	   DESCRIPTION OF BUSINESS.

Since its formation on July 11, 1996, CIRRUS DEVELOPMENT CORP., a Nevada corporation (the "Company")(and formerly known as Centerfold International, Inc.), has not engaged in any operations other than organizational matters. It was formed specifically to be a "blank check" or "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is a "clean public shell" because it has not commenced operational activities, and has no or nearly no debt liabilities. The Company has not been involved in any litigation nor has it had any prior regulatory problems or business failures. We believe that a strong attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company without any history of prior business failures, litigation or prior regulatory problems.

The executive offices of the Company are located at 2102 North
Donner Avenue, Tucson, Arizona 85749.  Its telephone number is
(520) 577-1516. The President, Secretary and sole director of the Company is Daniel L. Hodges.

Mr. Hodges was not the original incorporator of the Company. Mr. Hodges retained the services of a registered agent to incorporate or provide already incorporated Nevada and Wyoming companies. Subsequent to incorporation, the original incorporator resigned as director and Mr. Hodges was appointed as sole officer and director of the Company. Mr. Hodges continues to be the sole officer and director of the Company and majority shareholder.

As the sole director, Mr. Hodges has commenced implementation of the Company's principal business purpose, which is to seek merger or acquisition candidates. The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. The Company has not selected any company as an acquisition or merger candidate and does not intend to limit itself to any particular field or industry, but does, in its sole discretion, retain the right to do so. The Company's plans are in the conceptual stage only. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

Competition

The Company is an insignificant participant, which competes among firms that engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company in this field. In view of the Company's limited financial resources and management availability, the Company continues to be at a significant competitive disadvantage.

Regulation And Taxation

The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and to any target company.

Patents

The Company owns no patents and no Internet domain names.

Employees

The Company has no full-time or part-time employees. Mr. Hodges, the sole officer and director of the Company, has agreed to allocate a nominal portion of his time to the activities of the Company without compensation.

Legal Proceedings

The Company is not subject to any pending litigation, legal proceedings or claims.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER.

The Company's president and sole officer is Daniel L. Hodges. Mr. Hodges is the sole director and the majority shareholder. Because management consists of only Mr. Hodges, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide. The Company must rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Hodges anticipates devoting only a nominal amount of time per month to the business of the Company. Mr. Hodges has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Hodges. The loss of the services of Mr. Hodges would adversely affect development of the Company's business and its likelihood of continuing operations.

THE COMPANY HAS NO OPERATING HISTORY, NO REVENUE, MINIMAL ASSETS
AND OPERATES AT A LOSS.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of June 30, 2000, the Company had incurred expenses of not more than $5,000 since incorporation. Mr. Hodges has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

MR. HODGES MAY HAVE CONFLICTS OF INTEREST WITH THE COMPANY.

The terms of any future business combination involving the Company may include such terms as Mr. Hodges' remaining a director or officer of the Company following the business combination. However, the terms of a business combination may provide for a payment by cash, securities or otherwise to Mr. Hodges for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Hodges would directly benefit from such employment or payment. These benefits may influence Mr. Hodges' choice of a target company. In addition, the Articles of Incorporation of the Company provide that the Company indemnifies its officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

In addition, Mr. Hodges has participated or is currently participating in other blank check companies, which may compete directly with the Company. See Item 9 for a listing of these companies. Additional conflicts of interest and non-arm's length transactions may also arise in the future. As of the date of this filing, Mr. Hodges has been or currently is involved with 130 shell companies, approximately 110 of which are or will be seeking business opportunities for mergers or acquisitions. Consequently, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company. Conflicts could also arise if the Company were to enter into any business combination with a company in which Mr. Hodges is involved. This type of business transaction is not an arm's-length transaction because of Mr. Hodges' potential involvement with both parties. While there is no policy prohibiting such a transaction, the Company currently does not intend to engage in a business combination of this type.

Many states, including Nevada where the Company is incorporated, have enacted laws to address breaches of fiduciary duties of management when conflicts of interest become problematic. You should note that shareholders' pursuit of remedies under state laws can be prohibitively expensive and time consuming.

THE COMPANY'S PROPOSED OPERATIONS ARE SPECULATIVE.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the not-yet-identified target company. While business combinations with entities having established operating histories are preferred, we cannot guarantee that the Company will be successful in locating candidates meeting such criteria. In the event the Company does complete a business combination, the success of the Company's operations will be dependent upon the management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

THE PURCHASE OF PENNY STOCKS CAN BE RISKY.
In the event that a public trading market develops for the Company's shares following a business combination, such securities may be classified as a "penny stock" depending upon their market price and the manner in which they are traded.
Section 3(a)(51) of the Securities Exchange Act of 1934 defines a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share and is not admitted for quotation and does not trade on the Nasdaq Stock Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotations and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his entire investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

THERE IS A SCARCITY OF, AND SIGNIFICANT COMPETITION FOR, BUSINESS
OPPORTUNITIES AND COMBINATIONS.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed companies, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for the Company. Nearly all of these other participants have greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

CURRENTLY, THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION WITH
THE COMPANY AND NO MINIMUM REQUIREMENTS FOR A BUSINESS
COMBINATION.

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We cannot guarantee that the Company will be successful in identifying and evaluating any suitable business opportunities or in concluding a business combination. We have not selected any particular industry or specific business within an industry as a potential target company. The Company has not established any criteria, including a specific length of operating history or a specified level of earnings, assets, and/or net worth, which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. We cannot guarantee you that the Company will be able to negotiate a business combination on terms favorable to the Company.

WE MAY BE DELAYED OR PRECLUDED FROM AN ACQUISITION BY REPORTING
REQUIREMENTS.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. The target company will have the obligation for obtaining audited financial statements. The additional time and costs for some potential target companies to prepare financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have, or are unable to obtain, the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, these audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

WE LACK MARKET RESEARCH AND MARKETING ORGANIZATION.

The Company has not conducted, and others have not made available to the Company, market research indicating that demand exists for the transactions we contemplate. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

WE LIKELY WILL HAVE A CHANGE IN CONTROL AND MANAGEMENT FOLLOWING
A BUSINESS COMBINATION.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, Mr. Hodges may agree to sell or transfer all or a portion of his common stock to provide the target company with all or majority control of the Company. The resulting change in control of the Company will occur without your vote and will likely result in removal of Mr. Hodges as the present sole officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

A BUSINESS COMBINATION WILL POSSIBLY DILUTE THE VALUE OF THE
COMPANY'S SHARES.

A business combination normally will involve the issuance of a significant number of additional shares of the Company's common stock. Depending upon the value of the assets acquired in the business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

THERE ARE STATE REGULATIONS THAT MIGHT AFFECT THE TRANSFERABILITY
OF THE COMPANY'S SHARES.

The Company has not registered its shares for resale under the securities or "blue sky" laws of any state and has no plans to register or qualify its shares in any state. Current shareholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the securities.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies, or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:
 * not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;
 * not eligible for the transactional exemption from registration for nonissuer transactions by a registered broker-dealer;
 * not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;
 * not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;
 * required to be placed in escrow and the proceeds received held in escrow subject to various limitations; or
 * not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.
Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies, or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on offerings by blank check companies (or companies meeting such a definition, i.e., having no current business operations and no specific business plan or purpose) have been adopted in:
     Alaska       Nevada            Tennessee
     Arkansas     New Mexico        Texas
     California   Ohio              Utah
     Delaware     Oklahoma          Vermont
     Florida      Oregon            Washington
     Georgia      Pennsylvania
     Idaho        Rhode Island
     Indiana      South Carolina
     Nebraska     South Dakota
The Company's selling efforts, and any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered. The Company has no current plan to register its shares in any state and does not anticipate doing so until after the consummation of a merger or acquisition, after which it will no longer be classified as a blank check company. The Company has not taken, and does not contemplate taking, any steps to ensure compliance with state securities laws.

A BUSINESS COMBINATION MAY RESULT IN UNFAVORABLE TAXATION TO THE
COMPANY.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company. However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction and their shareholders.


Item 2.   DESCRIPTION OF PROPERTY.

The Company has a working agreement with one of its shareholders for use of office space, telephones and secretarial services supplied free of charge. The Company has no property.

Item 3.   LEGAL PROCEEDINGS.

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Two meetings occurred during 1999, the July 15, 1999 annual meeting, and an October 20, 1999 Consent Action of the Board of Directors and Majority Shareholders.

July 15, 1999 Meeting:
The third annual combined meeting of the Board of Directors and the Shareholders of this Corporation was held on July 15, 1999 at 2102 N. Donner Ave., Tucson, Arizona 85749, as set forth in the written Waiver of Notice signed by the director(s) and a majority vote of shareholders, fixing such time and place.

There were present the following:     Daniel L. Hodges

RESOLVED:    By a vote of 800,000 shares for and 0
against:  To re-elect and confirm all of the current
Directors as Directors of this corporation to serve until the next annual meeting of stockholders, and until a successor of each shall have been duly elected and shall have qualified, or until his earlier resignation, removal from office or death.

     RESOLVED:    By a vote of 800,000 shares for and 0
against: To re-appoint and confirm all of the current officers of this corporation to their current office until, to hold such offices until the next annual director's meeting and until successors are duly elected and have qualified.

     RESOLVED:    By a vote of 800,000 shares for and 0
against: That any and all action taken to date on behalf of the corporation as an officer by any of the officers, and all actions taken to date on behalf of the corporation as a director by any of the directors are hereby ratified and approved as fully as if such actions were authorized, approved and consented to prior to their commission even if such person was not an officer and/or director at the time such act was committed.

           There being no further business to come before the board, a motion was made, seconded and unanimously carried to adjourn the meeting.

October 20, 1999 Consent Action:
The sole director and a majority vote of the shareholders of Cirrus Development Corp., a Nevada corporation (hereinafter the
"Company") does hereby unanimously consent to the following actions taken at a meeting on October 20, 1999.

RESOLVED:	By a vote of 800,000 shares for and 0 against:  To
reinstate the Corporation in the State of Nevada.

RESOLVED:	By a vote of 800,000 shares for and 0 against:  To
create and file a certificate of amendment of the articles of incorporation to increase its capital to 100,000,000 shares of common stock, with a par value of $.001 per share.

RESOLVED:	By a vote of 800,000 shares for and 0 against:  To
forward split the Company's issued and outstanding stock 1000-1

RESOLVED:	By a vote of 800,000 shares for and 0 against:  To
adopt the attached restated By-Laws of the Company.

RESOLVED:	By a vote of 800,000 shares for and 0 against:  To
retain the following to assist the Company in applying for a listing on the NQB Pink Sheets, and filing a Form 10-12gSB:

	Law firm of Robert H. Domico, Esq.;  Accounting
Firm of Robison, Hill & Co. CPA's; Stock Transfer and
Ledger Co. as the Company's transfer agent; and National Capital LLC to prepare and submit the necessary filings with the NASD for trading authorization on the NQB Pinks Sheets.

         There being no further business before the board at this time, the meeting was adjourned.



PART II


Item 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
              COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

DESCRIPTION OF SECURITIES.

Each shareholder of common stock, either in person or by proxy, may cast one vote per share of common stock held on all matters to be voted on. The presence, in person or by proxy, of the holders of a majority of the total number of shares entitled to vote constitutes a quorum for the transaction of business. Assuming that a quorum is present, the affirmative vote of a majority of the shares of the Company present in person or represented by proxy is required. The Company's articles of incorporation do not provide for cumulative voting or preemptive rights.

There are no outstanding options or warrants of any kind for the Company's common stock.

The transfer agent, warrant agent and registrar for the Common
Stock is Holladay Stock Transfer, 2939 67th Place, Scottsdale, AZ
85251.

The Company's common stock is not currently traded. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in the Company's securities.

No dividends have been declared on the Company's stock.  The
Company does not foresee any dividends being declared in the near future.

As of August 1, 2000, there were 29 stockholders of record.




Name of
Security Holder


Date of
Original
Issue
Method of
Original
Issuance
(i.e.
purchase,
gift,
etc.)
Shares
Beneficially
Owned (1)




Daniel L. Hodges (2)
5505 N. Indian Trail
Tucson, AZ  85759
7/22/96
For
services
rendered
(3)
	800,000 (4)




Frank Anjakos
1971 N. Lindenwood
Dr.
Tucson, AZ 85712
7/22/96
Gift (5)
	2,000




Cindy Baker
PO Box 40484
Tucson, AZ 85717
7/22/96
Gift (5)
	2,000




Steve Bays
5637 E. Spring St.
Tucson, AZ 85712
7/22/96
Gift (5)
	2,000




Brain Delfs
10130 E. Winding
Trail
Tucson, AZ 85749
7/22/96
Gift (5)
	2,000




James Delfs
3730 N. Tucson Blvd.
Tucson, AZ 85716
7/22/96
Gift (5)
	2,000




Sam Erbst
770 N. Dodge #33
Tucson, AZ 85749
7/22/96
Gift (5)
	2,000




Gus Fotinos
6547 N. Turnberry Dr.
Tucson, AZ 85718
7/22/96
Gift (5)
	2,000




Allyson Fox
61 Kennedy Parkway
Toronto, Canada M6P
3H2
7/22/96
Gift (5)
	2,000




Audra Guthery
4810 E. Seneca
Tucson, AZ  85712
7/22/96
Gift (5)
	2,000




David H. Hack
232 W. Smoot Drive
Tucson, AZ  85705
7/22/96
Gift (5)
	50,000




Matthew S. Hodges
1529 N. Desmond
Tucson, AZ  85712
7/22/96
Gift (5)
	2,000




Kim Lasater
5531 E. Spring St.
Tucson, AZ 85712
7/22/96
Gift (5)
	2,000




Jeff Milton
2519 E. Helen
Tucson, AZ  85716
7/22/96
Gift (5)
	2,000




Suzanne Morvay
4042 N. Pontatoc Rd.
Tucson, AZ 85718
7/22/96
Gift (5)
	2,000




Mike Neighbors
128 N. Southern Swale
Ave.
Tucson, AZ 85748
7/22/96
Gift (5)
	2,000




Thomas Nieman
7825 E. Sabino Hollow
Ct.
Tucson, AZ 85749
7/22/96
Gift (5)
	2,000




Ron Olson
9969 E. Paseo San
Ardo
Tucson, AZ  85747
7/22/96
Gift (5)
	2,000




Mark Polifka
1132 Mohawk
Topanga, CA  90290
7/22/96
Gift (5)
	2,000




Sophie Radecki
207 Hallam Street
Toronto, Canada M6H
1X6
7/22/96
Gift (5)
	2,000




Jonathan Roberts
2102 N. Donner Avenue
Tucson, AZ  85749
7/22/96
Gift (5)
	50,000




Lowell E. Robinson
P. O. Box 23
Arivaca, AZ  85601
7/22/96
Gift (5)
	2,000




Monica Romero
2528 W. Criswell
Court
Tucson, AZ  85745
7/22/96
Gift (5)
	2,000




Melissa Saucedo
7019 W. Avondale
Tucson, AZ  85743
7/22/96
Gift (5)
	2,000




Kevin Sherlock
360 N. Craycroft
Tucson, AZ  85710
7/22/96
Gift (5)
	50,000




Howard Smith
4050 N. Hiddencove
Place
Tucson, AZ  85749
7/22/96
Gift (5)
	2,000




John Sylvester
10222 E. Sylvester
Road
Hereford, AZ  85615
7/22/96
Gift (5)
	2,000




Raymond Willey
1192 Joseph Ct.
Ripton, CA  95366
7/22/96
Gift (5)
	2,000




Jennifer L. Worden
9055 E. Catlina
Highway
No. 5206
Tucson, AZ  85749
7/22/96
Gift (5)
	2,000
(1)	On October 20, 1999, the outstanding shares of the Company's common stock were forward split 1,000 to 1, resulting in a
total of 1,000,000 shares outstanding.
(2)	Officer and director of the Company.
(3)	These shares were issued in reliance on Section 4(2) of the
Securities Act.  In consideration of Mr. Hodges contributing toward the organizational expenses of the Company, and for
services rendered, on July 22, 1996, the Company issued Mr.
Hodges 800 shares of the Company's common stock.
(4)	Restricted shares.
(5)	These shares were issued to individuals as gifts by Mr.
Hodges in reliance on Section 4(2) of the Securities Act (for
U. S. residents) or Regulation S (for Canadian residents). No consideration (cash or otherwise) was received in exchange for the share issuances. The shares were gifted to individuals whom Mr. Hodges knew either through familial relationships or business associations. Mr. Hodges also selected individuals who could provide some potential for introducing the Company to potential merger or acquisition candidates or business opportunities as well as individuals who were willing to provide the Company with clerical services for no remuneration. There are no known relationships between any of the shareholders, or between Mr. Hodges as the sole officer and director and any shareholders, except that Matthew Hodges is the adult nephew of Mr. Hodges, Jennifer Warden is the wife of Mr. Hodges, and Brian Delfs and James Delfs are brothers.

State by State Tabulation of Shareholders
Arizona
	992,000
California
	4,000
Canada
	4,000

RECENT SALES OF UNREGISTERED SECURITIES.

There have been no recent sales of the Company's securities. As noted above, in connection with organizing the Company, on July 22, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 unregistered shares of Common Stock at a value of $.001 per share. The Company relied upon Section 4(2) of the Securities Act. On October 20, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Plan Of Operations - General

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Mr. Hodges, the Company's sole officer and director, has not had any material discussions with any company with respect to the acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. Our discussion of the proposed business of the Company is purposefully general and is meant to demonstrate the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Sources Of Opportunities

The Company does not intend to actively seek out investors. Rather, the Company seeks to merge with or acquire assets or shares of an entity, which is already actively engaged in a business that generates revenues, in exchange for the Company's common stock. Mr. Hodges expects that he will be contacted by a number of target companies.

In addition, the Company anticipates that business opportunities will be referred to it by various sources, including Mr. Hodges, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of Mr. Hodges as well as indirect associations between him and other business and professional people. We cannot predict the number of individuals or companies who may approach Mr. Hodges about the Company.

The Company will not enter into a business combination with a company in which Mr. Hodges or his affiliates or associates have a current ownership interest. However, there is no policy, corporate bylaw or shareholder resolution prohibiting the Company from merging or acquiring a business, asset or company in which any potential promoter, affiliate or associate of the Company or Mr. Hodges has any direct or indirect ownership.

The Company does not currently plan to engage professional firms specializing in business acquisitions or reorganizations; however the Company has not formulated any policy regarding the use of consultants or outside advisors. In addition, the Company has not, and does not intend to, advertise in search of business opportunities. However, the Company may, in the future, advertise and promote itself in financial newspapers, magazines and on the Internet.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

The Company anticipates that its selection of a business opportunity in which to participate may be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Mr. Hodges believes that there are numerous firms seeking the benefits of a publicly traded corporation like the Company. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, insufficient capital with which to provide the owners of potential target companies with any significant cash or other assets. However, Mr. Hodges believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The target company will also incur significant legal and accounting costs in connection with the business combination including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, Mr. Hodges has not conducted market research and is not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Evaluation Of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Hodges, who may not be considered a professional business analyst. Mr. Hodges will be the key person in the search, review and negotiation with potential acquisition or merger candidates. While Mr. Hodges likely has no quantifiable experience in the businesses of any particular target companies that may be reviewed, he has experience in managing development stage companies similar to the Company. Mr. Hodges will rely upon his own efforts in accomplishing the business purposes of the Company. Mr. Hodges is currently employed in other positions and will devote only a nominal portion of his time to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable. After that time, however, Mr. Hodges expects to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for his time, Mr. Hodges may grant priority to his other positions rather than to the Company.

For example, in analyzing prospective business opportunities, Mr.
Hodges will consider the following matters:

 * the available technical, financial and managerial resources; working capital and other financial requirements of the target;
 *  the target's history of operations, if any;
 *  the target's prospects for the future;
 * the present and expected competition in the target's industry;
 * the quality and experience of management services which may be available and the depth of that management within the target;
 * the potential for further research, development or exploration in the target's industry;
 * specific risk factors which may be anticipated to impact the proposed activities of the Company;
 *  the potential for growth or expansion and profit;
 * the perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and
 *  all other relevant factors.

Mr. Hodges and/or his legal and financial advisers intend to meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Mr. Hodges is currently involved in promoting approximately 110 blank check companies, many of which have registered their shares with the SEC under the Securities and Exchange Act of 1934. All of these companies are in various stages of searching for merger or acquisition opportunities, and thus, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company and these other companies. See Item 9 "Directors, Executive Officers, Promoters and Control Persons" for a listing of companies in which Mr. Hodges is involved. Insofar as he is engaged in other business activities, Mr. Hodges anticipates he will devote only a nominal amount of time to the Company's affairs. In addition, Mr. Hodges may in the future become a shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such other entities.

The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Hodges' attention insofar as such opportunities may relate to the Company's proposed business operations. Mr. Hodges will consider merger and/or acquisition opportunities and intends to make them available to the Company and the companies that he is affiliated with on an equal basis and in his sole discretion. The Company has not adopted any conflict of interest policy with respect to
these types of transactions.   If a situation arises in which
more than one company with which Mr. Hodges is involved desires to merge with or acquire a specific target company and the principals of the proposed target company have no preference as to which company will merge or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

Acquisition Of Opportunities

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties. However, as is customary in the industry, the Company may pay a finder's fee for persons locating and introducing an acquisition prospect. In the event the Company consummates a transaction with an entity introduced by a finder, we may compensate the finder for the referral in the form of a finder's fee. If a finder's fee is paid, we anticipate that the finder's fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or in the form of cash consideration. If the finder's fee is paid in the form of common stock, the Board of Directors will approve this issuance. If the finder's fee is in the form of cash, the payment will have to be tendered by the acquisition or merger candidate because the Company has insufficient cash available to make any fee payment. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the dollar amount involved. These fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

As part of any transaction, the acquired company may require that Mr. Hodges or other shareholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. The sales price of these shares may be lower than the anticipated market price of the Company's common stock at that time. The Company's shareholders will not be provided the opportunity to approve or consent to such sale.

Mr. Hodges may actively negotiate for the purchase of his common stock as a condition to or in connection with a proposed merger or acquisition transaction. Any terms of a sale of Mr. Hodges' shares may not be afforded to other shareholders of the Company. The opportunity to sell all or a portion of his shares in connection with an acquisition may influence Mr. Hodges' decision to enter into a specific transaction. However, Mr. Hodges believes that since the anticipated sales price will potentially be less than market value, the potential of a stock sale will be a material factor in any decision to enter a specific transaction. This description of potential sales of Mr. Hodges' stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Mr. Hodges in connection with any acquisition.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with the target corporation. The Company may also purchase stock or assets of the existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. Mr. Hodges may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders. Except as may be required by state or federal securities law applicable to the particular form of transfer, the Company does not intend to provide its shareholders with any complete disclosure documents, including a proxy statement and/or audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

A potential target might insist that the Company issue the target shares of the Company's common stock as part of the business combination. We believe that any stock that the Company might issue in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register the shares either at the time the transaction is consummated, under certain conditions or at specified time thereafter. The issuance of substantial additional shares of stock and their potential sale into any trading market in the Company's common stock may have a dilutive and depressive effect on such trading market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, we expect that the parties to the business combination will want to avoid the creation of a taxable event and structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company, including past and current investors, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products, which it may acquire. The Company does not intend to raise any funds, via private placement or otherwise, prior to the effectiveness of a merger or acquisition. Upon the merger or acquisition, the Company intends to obtain funds in one or more private placements to finance the operation of the acquired business. Persons purchasing securities in these placements and other shareholders may not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a blank check because any investors will entrust their investment to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Accordingly, the Company would probably be required to give up a substantial portion of its interest in any acquired product. We cannot assure you that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

We believe that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time, attention and costs for accountants, attorneys and others. If the Company and/or the target business decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.

Item 7.   FINANCIAL STATEMENTS.

See Item 13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING.

Not Applicable




PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS.

A member of the Board of Directors of the Company serves until the next annual meeting of shareholders, or until the member's successor has been elected. An officer serves at the pleasure of the Board of Directors.

Currently, there is only one executive officer, key employee and director of the Company:

        Name			Age		Position

Daniel L. Hodges		34		President/Secretary/Director

DANIEL L. HODGES. Daniel L. Hodges has been the sole Director, President, Chief Financial Officer and Secretary of the Company since shortly after its formation. Mr. Hodges has been president and director of Solomon Consulting Corp.which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. APRI, Inc. (which stands for Architectural PRoducts Incorporated) is a company in the business of manufacturing concrete precast products such as pillars, balustrade assemblies, wainscot, benches, etc. APRI ceased operations in 1999 and is in the process of selling the casting and molding assets for the sum of $150,000 to a third party named Cornerstone Precast, LLC. Mr.
Hodges has no affiliation with Cornerstone Precast, LLC.   APRI,
Inc. had gross revenues of $383,000 in 1998 and estimated gross revenues of $140,000 in 1999. APRI, Inc. leased premises in Tucson, Arizona of 8,000 square feet of industrial warehouse space for its operations. This lease terminated in 1999. APRI never had more than eight employees at any one time. Mr. Hodges is currently on the board of directors of two charitable organizations as well as a number of blank check companies, as we indicate on the chart below. Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

The following chart summarizes certain information concerning the blank check companies with which Mr. Hodges is or has been a director and which have filed or intend to file a registration
statement with the SEC, as of March 31, 2000.   The term "n/a"
indicates that the company referenced has not entered into an agreement for a business combination or merger.


Company Name
Inc.
State
Form10SB File
Date
SEC File
No.
Merger Info-If Applic.





A Better Way Financial
Corporation
Wyoming
01/24/2000
0-29061
n/a
Amazing Investments, Inc.
Wyoming
12/23/1999
0-28533
n/a
American Frontiers Marketing
Company
Wyoming
01/26/2000
0-29131
n/a
Arcadia Investments, Inc.
Wyoming
12/17/1999
0-28535
n/a
Blackjack Financial, Inc.
Wyoming
12/17/1999
0-28531
n/a
Boulder Creek Financial, Inc.
Wyoming
12/23/1999
0-28623
n/a
Business to Business, Inc.
Wyoming
12/17/1999
0-28533
n/a
Caprock Canyon Investments, Inc
Wyoming
12/27/1999
0-28647
n/a
Cedar Grove Marketing, Inc.
Wyoming
12/22/2000
0-28615
n/a
Cherokee Investments, Inc.
Wyoming
01/05/2000
0-28777
n/a
Coyote Canyon Corporation
Wyoming
01/26/2000
0-29133
n/a
Easy Living Investments, Inc.
Wyoming
01/26/2000
0-29135
n/a
Equality Investments, Inc.
Wyoming
01/26/2000
0-29137
n/a
Essential Solutions, Inc.
Wyoming
01/26/2000
0-29139
n/a
Fantastic Financial Corporation
Wyoming
01/24/2000
0-29063
n/a
Feather Valley Financial, Inc.
Wyoming
12/27/1999
0-28649
n/a
Freedom Financial Corporation
Wyoming
12/27/1999
0-28651
n/a
Granite Cliffs Incorporated
Wyoming
12/27/1999
0-28653
n/a
Harvest Valley Ventures, Inc.
Wyoming
12/22/1999
0-28617
n/a
Magical Marketing, Inc.
Wyoming
12/22/1999
0-28611
n/a
Monumental Marketing, Inc.
Wyoming
01/05/2000
0-28769
n/a
Neighborhood Investments,Ltd.
Wyoming
12/27/1999
0-28655
n/a
Preferred Investments, Inc.
Wyoming
01/26/2000
0-29141
n/a
Private Access, Inc.
Wyoming
01/26/2000
0-29143
n/a
Red Butte Financial, Inc.
Wyoming
01/26/2000
0-29151
n/a
Spring Valley Management
Corporation
Wyoming
01/26/2000
0-29145
n/a
Stone Field Management Company
Wyoming
01/26/2000
0-29147
n/a
Stonewall Financial, Ltd.
Wyoming
12/22/1999
0-28613
n/a
Sweetwater Investing, Inc.
Wyoming
01/04/2000
0-28751
n/a
Unimann, Inc.
Wyoming
12/23/1999
0-28625
n/a
Valuable Ventures, Inc.
Wyoming
12/27/1999
0-28673
n/a
Walnut Valley Ventures, Inc.
Wyoming
01/26/2000
0-29153
n/a
Western Financial Corporation
Wyoming
01/26/2000
0-29149
n/a
White Horse Resources, Inc.
Wyoming
01/24/2000
0-29065
n/a
White Oak Corporation
Wyoming
12/27/1999
0-28671
n/a
Achievement Investments
Nevada
02/16/2000
0-29535
n/a
American Machine, Inc.
Nevada
02/11/2000
0-29465
n/a
Buccaneer Marketing &
Investments
Nevada
02/11/2000
0-29467
n/a
Conservative West, Inc.
Nevada
02/11/2000
0-29469
n/a
Deerwood, Inc.
Nevada
02/11/2000
0-29471
Withdrawal in Process(1)
Essential Laser Concepts Ltd.
Nevada
02/16/2000
0-29533
n/a
Everyday Assembly Productions,
Inc.
Nevada
02/16/2000
0-29537
n/a
Forgotten Investments Company,
Inc.
Nevada
02/16/2000
0-29539
n/a
Green Clover Luck Corporation
Nevada
02/16/2000
0-29541
n/a
Green Oaks Concepts, Ltd.
Nevada
02/16/2000
0-29543
n/a
In Full Affect, Inc.
Nevada
02/16/2000
0-29545
n/a
K.B. Far Incorporation
Nevada
02/16/2000
0-29547
n/a
Knight Investment Ltd.
Nevada
02/16/2000
0-29549
n/a
Market Integrity, Inc.
Nevada
02/16/2000
0-29569
n/a
Nascent Technology, Inc.
Nevada
02/16/2000
0-29551
n/a
Obligation Futures, Inc.
Nevada
02/16/2000
0-29553
n/a
Par 3 Services, Inc.
Nevada
02/16/2000
0-29555
n/a
Passover Management
International, Inc.
Nevada
02/16/2000
0-29571
n/a
Profits Emporium, Inc.
Nevada
02/16/2000
0-29557
n/a
Ring of Fire Marketing, Ltd.
Nevada
02/16/2000
0-29559
n/a
Seminar Strategies & Marketing,
Inc.
Nevada
02/16/2000
0-29561
n/a
Silver Rose Development, Inc.
Nevada
02/23/2000
0-29659
n/a
Social Engagements, Inc.
Nevada
02/16/2000
0-29563
n/a
Superior Global Services, Inc.
Nevada
n/a
n/a
n/a
Triumphant Endeavors, Inc.
Nevada
02/22/2000
0-29629
n/a
Alph-Net Consulting Group, Inc.
Nevada
12/2/1999
0-28341
n/a
Ambercom Incorporated
Nevada
n/a
n/a
n/a
Arthur Morris, Inc.
Nevada
n/a
n/a
n/a
Big Surf, Inc
Nevada
01/12/2000
0-28857
n/a
Casterbridge Management, Inc.
Nevada
01/26/2000
0-29157
n/a
Cerritos Holdings
Nevada
10/20/1999
0-27733
See details below (2)
Cirrus Development Corp.
Nevada
01/14/2000
0-28899
n/a
Clearwater Communications, Corp.
Nevada
02/02/2000
0-29289
n/a
Flozone Marketing Co., Inc,
Nevada
n/a
n/a
n/a
G.E. Pension Capital Management
Corp
Nevada
n/a
n/a
n/a
GENETI Corp.
Nevada
01/14/2000
0-28901
n/a
Glass Dolphin, Inc.
Nevada
01/12/2000
0-28851
n/a
H&L Investments
Nevada
10/20/1999
0-27735
See details below (3)
HJS & BDS, Inc.
Nevada
n/a
n/a
n/a
Interlock Services
Nevada
11/08/1999
0-27983
See details below (4)
International Lottery & Gaming,
Inc.
Nevada
01/25/2000
0-29119
n/a
K&L Electronics Photo and
Supply, Co.
Nevada
n/a
333-34754
n/a
Klamath Falls Corp.
Nevada
1/14/2000
0-28903
n/a
Laredo Investments, Inc.
Nevada
11/05/1999
0-27959
See details below (5)
M.H. Trucking, Inc.
Nevada
n/a
n/a
n/a
Models, Inc.
Nevada
01/12/2000
0-28855
n/a
Morenci Corp.
Nevada
10/20/1999
0-27737
See details below (6)
Netsite Media, Inc.
Nevada
n/a
n/a
n/a
Nova Masonry, Inc.
Nevada
n/a
n/a
n/a
Pacific Administrative Services,
Inc.
Nevada
01/12/2000
0-28849
n/a
Peppercorn Industrial Corp.
Nevada
01/26/2000
0-29155
n/a
Phantom Consulting Corp.
Nevada
01/26/2000
0-29159
n/a
Providence Holdings, Inc.
Nevada
n/a
n/a
n/a
PSM Corp.
Nevada
10/20/1999
0-27739
See details below (7)
RBO Holdings Inc.
Nevada
01/12/2000
0-28859
n/a
RK Johnson Ltd.
Nevada
01/12/2000
0-28853
n/a
Rome in a Day, Inc.
Nevada
n/a
n/a
n/a
Solco International, Inc.
Nevada
12/02/1999
0-28337
n/a
Tridex Investing Inc.
Nevada
01/14/2000
0-28905
n/a
Troiler USA, Inc.
Nevada
01/25/2000
0-29117
n/a
Two Sisters Enterprises, Inc.
Nevada
n/a
n/a
n/a
Visionary Media, Inc.
Nevada
n/a
n/a
n/a
Zenger, Inc.
Nevada
n/a
n/a
n/a
Horse Tooth Ventures, Inc.
Wyoming
n/a
n/a
n/a
Owl Canyon Ventures, Inc.
Wyoming
n/a
n/a
n/a
Table Mountain Resources, Inc.
Wyoming
n/a
n/a
n/a
Snake River Resourses, Inc.
Wyoming
n/a
n/a
n/a
High peak Ventures, inc.
Wyoming
n/a
n/a
n/a
Grassy Pond Properties, Inc.
Wyoming
n/a
n/a
n/a
Expert Investing, Inc.
Wyoming
n/a
n/a
n/a
Chinook Winds, Inc.
Wyoming
n/a
n/a
n/a
Diamond Opportunities, Inc.
Wyoming
n/a
n/a
n/a
Crystal River Resources
Wyoming
n/a
n/a
n/a
Platte Holding Company
Wyoming
n/a
n/a
n/a
Sharp Spur Financial Corporation
Wyoming
n/a
n/a
n/a
Blue Mountains, Inc.
Wyoming
n/a
n/a
n/a
Shell Canyon Ventures
Wyoming
n/a
n/a
n/a
Sunnyside Investments, Inc.
Wyoming
n/a
n/a
n/a
Crow Creek Financial Services,
Inc.
Wyoming
n/a
n/a
n/a
Ponderosa Properties, Inc.
Wyoming
n/a
n/a
n/a
Action Investments, Inc.
Wyoming
n/a
n/a
n/a
Medicine Bow Investments, Inc.
Wyoming
n/a
n/a
n/a
Lonesome Pine Investments, Inc.
Wyoming
n/a
n/a
n/a
Tribeworks, Inc. (fka Pan World
Corp)
Nevada
Non-Reporting
n/a
See details below (8)
Kestrel Equity Corporation
Arizona
12/17/1999
0-28553
See details below (9)
Avaterra.com, Inc. (fka Pockets
Hldng)
Arizona
Non-Reporting
n/a
See details below (10)
Netmeasure Techn. (fka
Powertech, Inc)
Nevada
10/15/1999
0-27675
See details below (11)
Landstar, Inc.
Nevada
01/04/2000
1-15597
See details below (12)
Hyaton Corporation
Nevada
10/28/1999
0-27853
See details below (13)
Phileo Management Company
Nevada
Non-Reporting
n/a
See details below (14)
ImuMed Int'l  (fka Viper
Resources, Inc.
Nevada
Non-Reporting
n/a
See details below (15)
Upland Properties, Inc.
Nevada
Non-Reporting
n/a
See details below (16)
Solomon Alliance Group, Inc.
Nevada
03/16/2000
0-29973
See details below (17)
Pioneer Spirit 2000, Inc.
Nevada
Non-Reporting
n/a
See details below (18)
Merendon International, Inc.
Nevada
Non-Reporting
n/a
See details below (19)

(1)	Deerwood, Inc.  The filing with the SEC erroneously included incorrect data.  The filing will be withdrawn and resubmitted.

(2)	Cerritos Holdings, Inc.  Mr. Hodges relinquished control of
the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the treasury of the company for cancellation. He received an amount of $150,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the entertainment industry in Vancouver, B.C. to provide studio, production and set services for TV and major motion pictures. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on January 8, 2000. The company trades under the symbol CERH.

(3)	H&L Investments, Inc.  Mr. Hodges relinquished control of
the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the new board chairman for cancellation. He received an amount of $100,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the Internet industry by merging with Asia4Sale.com, Inc. and changed its name. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on December 20, 1999. The company now trades under the symbol AFSI.

(4)	Interlock Services, Inc.  Mr. Hodges relinquished control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the treasury of the company for cancellation. He received an amount of $110,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the Internet industry by merging with 2DoBusiness.com, Inc. and changed its name. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on December 21, 1999. The company now trades under the symbol DOBZ.

(5)	Laredo Investments, Inc.  Mr. Hodges relinquished control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the treasury of the company for cancellation. He received an amount of $100,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges' resignation, the company announced on March 3, 2000 that it intends to acquire 100% of the stock of GFR Nutritionals, Ltd. which is engaged in the manufacture and sale of health industry products. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on January 5, 2000. The company trades under the symbol LRDI.

(6)	Morenci Corp.  Mr. Hodges relinquished control of the
company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the treasury of the company for cancellation. He received an amount of $150,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the Internet industry by merging with esportsbike.com, Inc. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on January 8, 2000. The company trades under the symbol MORN.

(7)	PSM Corp.  Mr. Hodges relinquished control of the company
through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (800,000 shares) back to the treasury of the company for cancellation. He received an amount of $100,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the service industry by merging with Mentor on Call, Inc. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on December 21, 1999. The company trades under the symbol MNOC.

(8)	Tribeworks, Inc. (fka Pan World Corp.)  Mr. Hodges
relinquished control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (950,000 shares) back to the treasury of the company for cancellation. He received an amount of $60,000 in cash for the combination of stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the entertainment industry by merging with Tribeworks, Inc. and changed its name. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation March 23, 1999. The company trades under the symbol TRWX.

(9)	Kestrel Equity Corp.  Mr. Hodges relinquished control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him
(950,000 shares) back to the treasury of the company for cancellation. He received an amount of $75,000 in cash for the combination of the stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the entertainment industry by merging with StereoVision Entertainment, Inc. and changed its name. Mr.
Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on September 24, 1999. The company trades under the symbol KSEQ.

(10)	Avaterra.com, Inc.  (fka Pockets Holding Corp.)  Mr. Hodges
relinquished control of the company when it was known as Pockets Holding Corp., through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (950,000 shares) back to the treasury of the company for cancellation. He received an amount of $50,000 in cash for the combination of the stock sold and fees owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the entertainment industry by merging with Avaterra.com, Inc. and changed its name. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on February 15, 1999. The company trades under the symbol AVAR.

(11)	NetMeasure Technology, Inc. (fka Powertech, Inc. NV)  Mr.
Hodges resigned his positions with the company on December 9, 1998. Concurrent with his resignation, Mr. Hodges transferred his stock to the new management of the company. He received no compensation for the stock or for the services owed to him by the company. Subsequent to Mr. Hodges resignation, the company began operations in the Internet security industry by merging with NetSentry, Inc. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation. The company trades under the symbol PTCD.

(12)	Landstar, Inc.  Mr. Hodges relinquished control of the
company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (500,000 shares) back to the treasury of the company for cancellation. He received an amount of $80,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on November 15, 1998. The company trades under the symbol LDSR.

(13)	Hyaton Organics, Inc.  (fka Hyaton Company, Inc.)  Mr.
Hodges relinquished control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (500,000 shares) back to the treasury of the company for cancellation. He received an amount of $60,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on October 27, 1998. The company trades under the symbol HYTN.

(14)	Phileo Management Company, Inc.  Mr. Hodges relinquished
control of the company through a resignation of his positions and sale of the control block of issued and outstanding stock held by him (500,000 shares) back to the treasury of the company for cancellation. He received an amount of $60,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on January 18, 1999. The company trades under the symbol HYTN.

(15)	ImuMed International, Inc.  (fka Viper Resources, Inc.)  Mr.
Hodges relinquished control of the company through a resignation of his positions and sale of the stock held by him (500,000 shares) back to the treasury of the company for cancellation. He received an amount of $75,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on December 15, 1998. The company trades under the symbol IMED.

(16)	Upland Properties, Inc.  Mr. Hodges resigned his positions
with the company and sold the stock held by him (250,000 shares) back to the treasury of the company for cancellation. He received an amount of $50,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on September 5, 1998.

(17)	Solomon Alliance Group, Inc.  Mr. Hodges relinquished
control of the company through a resignation of his positions and sale of the stock held by him (500,000 shares) back to the treasury of the company for cancellation. He received an amount of $85,000 in cash for the combination of the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on November 12, 1998. The company trades under the symbol SAGE.

(18)	Pioneer Spirit 2000, Inc.  Mr. Hodges relinquished control
of the company through a resignation of his positions on Feb. 20, 2000 and the sale of the stock held by him (950,000 shares) back to the treasury of the company for cancellation. He received an amount of $110,000 in cash for the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation. The company is cleared to trade under the symbol PSPR.

(19)	Merendon International, Inc.  Mr. Hodges relinquished
control of the company through a resignation of his positions and sale of the stock held by him (1,800,000 shares) back to the treasury of the company for cancellation. He received an amount of $100,000 in cash for the stock sold and fees owed to him by the company. Mr. Hodges has no affiliation or ties to the current company, nor has he, since the date of his resignation on January 25, 2000. The company is cleared to trade under the symbol MERI.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Under the Nevada Business Associations Act (the "Business Associations Act") Title 7, Chapter 78, the articles of incorporation may contain a provision eliminating or limiting the personal liability of a director or officer to the corporation or its shareholders for damages for breach of fiduciary duty. If this type of limiting provision is included in articles of incorporation, such a provision cannot eliminate or limit the liability of a director or officer for (a) acts or omissions that involve intentional misconduct, fraud or a knowing violation of law or (b) the payment of an unlawful distribution to shareholders.

The Company's Articles of Incorporation contain the provision that no director or officer of the Company shall be personally liable to the Company or any of its shareholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes.

The Company's By-Laws provide that the Company shall indemnify any and all of its directors and officers, and its former directors and officers, or any person who may have served at the Company's request as a director or officer of another corporation in which it owns shares of capital stock or of which it is a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) except, in relation to matters as to which the director or officer or former director or officer or person shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of duty. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled, under By-Law, agreement, vote of shareholders or otherwise.


Item 10.   EXECUTIVE COMPENSATION.

No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Mr. Hodges, does not receive any compensation for his duties. On July 22, 1996, the Company issued 800 shares (800,000 shares after giving effect to a forward stock-split) of common stock as compensation to Mr. Hodges in connection with services rendered and fees paid by him at the time of the formation of the Company. Mr. Hodges has not received any other compensation for his services rendered to the Company and is not accruing compensation. As of the date of this prospectus, the Company has no funds available to pay officers and directors.

The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

The following table presents certain information regarding beneficial ownership of the Company's common stock as of April 1, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


Title of Class
Name and Address
of Beneficial Owner
Amount of
Beneficial
Owner

Percent of
Class




Common
Daniel L. Hodges
President and
Director
5505 N Indian Trail
Tucson, AZ 85750
800,000
shares
80%


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 22, 1996, the Company issued a total of 1,000 shares of its common stock in the following manner. In consideration of Mr. Hodges contributing toward the organizational expenses of the Company and for services rendered, the Company issued Mr. Hodges 800 shares of its common stock. On October 20, 1999, the outstanding shares were forward split 1,000 to 1 and the par value was changed to $.001, resulting in a total of 1,000,000 shares outstanding, 800,000 of which are owned by Mr. Hodges.

Under Rule 405 promulgated under the Securities Act of 1933, Mr.
Hodges may be deemed to be a promoter of the Company. No other persons are known to management that would be deemed to be promoters.

Item 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
REPORTS ON FORM 8-K.

Item 1.		Index to Exhibits.

Exhibit 1.*	Articles of Incorporation.

Exhibit 2.*	Amendment to Articles of Incorporation.

Exhibit 3.*	Bylaws.

Exhibit 27	Financial Data Schedule
______
*   Previously filed.


Financial Statements and Financial Statement Schedules.

(a) Independent Auditor's Report

(b) Balance Sheets
      December 31, 1999 and 1998

(c) Statements of Operations for the
      For the Years Ended December 31, 1999 and 1998

(d) Statement of Stockholders' Equity
      Since July 11, 1996 (Inception) to December 31, 1999

(e) Statements of Cash Flows for the
      For the Years Ended December 31, 1999 and 1998

(f) Notes to Financial Statements

Reports on Form 8-K.

During 1999 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cirrus Development Corp.
DATE: August 14, 2000
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2000 By:

      /s/
Daniel L. Hodges, President, Secretary and Sole Director
CIRRUS DEVELOPMENT CORP.






PART F/S
FINANCIAL STATEMENTS


The consolidated financial statements of the Company required to be included in Part F/S are set forth below.


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)

(A Development Stage Company)




INDEPENDENT AUDITOR'S REPORT

DECEMBER 31, 1999 AND 1998





CONTENTS

                                            Page


Independent Auditor's Report. . . . . . . . F - 1

Balance Sheets
  December 31, 1999 and 1998. . . . . . . . F - 2

Statements of Operations for the
  Years Ended December 31, 1999 and 1998. . F - 3

Statement of Stockholders' Equity for the Since July 11, 1996 to December 31, 1999. F - 4

Statements of Cash Flows for the
  Years Ended December 31, 1999 and 1998. . F - 5

Notes to Financial Statements . . . . . . . F - 6


ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Cirrus Development Corp.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Cirrus Development Corp. (Formerly Centerfold
International, Inc.)(a development stage company) as of December 31, 1999, and 1998, and the related statements of operations and cash flows for the two years ended
December 31, 1999 and the statement of stockholders' equity from July 11, 1996 (inception) to December 31,
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cirrus Development Corp.
(Formerly Centerfold International, Inc.)(a development stage company) as of December 31, 1999, and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

Respectfully submitted
Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
January 4, 2000
F-1


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)
BALANCE SHEETS

                                          December 31
                                      1999           1998
Assets                               $   -          $   -

Liabilities
 Accounts Payable                    $   -          $ 300

Shareholders' Equity
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares as of
  December 31, 1999 and 1998         1,000          1,000
 Paid-In Capital                       450              -
 Retained Deficit                   (1,300)        (1,300)
 Deficit Accumulated During the
  Development State                   (150)             -

  Total Stockholders' Equity                         (300)

 Total Liabilities and
   Shareholders' Equity               $  -           $  -

The accompanying notes are an integral part of these financial statements.

F-2


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                             Cumulative
                                           Since October
                                             20, 1999
                      For the year ended    inception of
                          December 31        development
                       1999       1998         stage


Revenues              $   -      $   -        $   -

Expenses                150        100          150

  Net Loss            $(150)     $(100)       $(150)

Basic & Diluted loss per share
                      $   -      $   -

The accompanying notes are an integral part of these financial statements.

F-3


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EOUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                               Deficit
                                            Accumulated
                                          Since October
                                             20, 1999
                                           Inception of
           Common Stock   Paid-In  Retained Development
       Shares   Par Value   Capital  Deficit     Stage

Balance at July 11, 1996
(Inception)       -     $  -       $  -       $  -          $  -

July 22, 1996 Issuance of Stock for
Services and payment
 Of Accounts payable
              1,000    1,000          -          -             -
Net Loss          -        -          -     (1,000)            -

Balance at December 31, 1996
              1,000    1,000          -     (1,000)            -
Net Loss          -        -          -       (100)            -

Balance at December 31, 1997
As originally reported
              1,000    1,000          -     (1,200)            -

Retroactive adjustment for 1,000
 to 1 stock split October 20, 1999
            999,999        -          -          -             -

Restated balance January 1, 1998
          1,000,000    1,000          -     (1,200)            -
Net Loss          -        -          -       (100)            -

Balance at December 31, 1998
          1,000,000    1,000          -     (1,300)            -

Capital Contributed by Shareholder  450          -             -
Net Loss          -        -          -          -          (150)

Balance at December 31, 1999
          1,000,000    1,000        450     (1,300)         (150)

The accompanying notes are an integral part of these financial statements.
F-4


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                               Cumulative
                                             Since October
                                               20, 1999
                           For the year ended inception of
                                 December 31  development
                              1999       1998        stage
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                     $(150)     $(100)      $(150)
Increase (Decrease) in
 Accounts Payable             (300)       100        (300)
Net Cash Used in
 Operating activities         (450)         -        (450)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities            -          -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder                450          -         450
Net Cash provided by
 Financing activities          450          -         450

Net (Decrease) in
 Cash and Cash Equivalents       -          -           -
Cash and Cash Equivalents
 At Beginning of Period          -          -           -
Cash and Cash Equivalents
 At End of Period            $   -      $   -       $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                    $   -      $   -       $   -
 Franchise and income taxes  $ 400      $   -       $ 400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

The accompanying notes are an integral part of these financial statements.
F-5


CIRRUS DEVELOPMENT CORP.
(Formerly Centerfold International, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     This summary of accounting policies for Cirrus
Development Corp. (Formerly Centerfold International,
Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on July 11, 1996. The Company ceased all operating activities during the period from July
22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

F-6


Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

     The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
          For the year ended December 31, 1999:
Basic Loss per Share
Loss to common shareholders
				$ (150)    1,000,000     $ -

          For the year ended December 31, 1998:
Basic Loss per Share
Loss to common shareholders
				$ (100)    1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock.
As a result of the split, 999,000 shares were issued.
All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.
F


2



27

F - 45