Form 10QSB
period 2000-03-31
CIRRUS DEVELOPMENT CORP
filed 2000-09-18
CIK 1100572

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2000

Commission File No. 0000-28899

Cirrus Development Corp.
A Nevada corporation      86-0972846
      (I.R.S. Employer Identification Number)

2102 N. Donner Ave., Tucson, Arizona 85749

Registrant's telephone number, including area code:
(520) 577-1516

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

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

Item 1.   FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANT'S REPORT

Cirrus Development Corp.
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Cirrus Development Corp. (a development stage company) as of March 31, 2000 and December 31, 1999, and the related statements of operations for the three months, and cash flows for the three month period ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

	We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

	Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                Certified Public Accountants
Salt Lake City, Utah
September 7, 2000
F-1


CIRRUS DEVELOPMENT CORP.
(A Development Stage Company)
BALANCE SHEETS

                                 March 31      December 31
                                   2000          1999
Assets:                             $  -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                   $  -        $  -
  Total Liabilities                 $  -        $  -

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at March 31, 2000
  and December 31, 1999            1,000        1,000

 Paid-In Capital                     450          450

 Retained Deficit                 (1,300)      (1,300)

 Deficit Accumulated During the
  Development State                 (150)        (150)

  Total Stockholders' Equity        $  -         $  -

 Total Liabilities and
   Shareholders' Equity             $  -         $  -

F-2
See accompanying notes and accountants' report.


CIRRUS DEVELOPMENT CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                             Cumulative
                                             since October
                                             20, 1999
               For the three months ended   inception of
                       ended March 31,       development
                       2000       1999          stage


Revenues              $   -        $   -        $    -

Expenses
 General & Administrative -            -          (150)

  Net Loss            $   -        $   -       $  (150)

Basic & Diluted loss per share
                      $   -        $   -

F-3
See accompanying notes and accountants' report.



CIRRUS DEVELOPMENT CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                    Cumulative
                                              Since October 20
                                                     1999
                     For the three months ended   Inception of
                              ended March 31,      Development
                              2000       1999         Stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                      $   -        $   -     $  (150)

Increase (Decrease) in
 Accounts Payable                 -            -        (300)
Net Cash Used in
 Operating activities             -            -        (450)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder                   -            -         450
Net Cash provided by
 Financing activities             -            -         450

Net (Decrease) in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None
F-4
See accompanying notes and accountants' report.


CIRRUS DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     This summary of accounting policies for Cirrus
Development Corp. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on July 11, 1996. The Company ceased all operating activities during the period from July
22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of March 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)

          For the three months ended March 31, 2000:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

          For the three months ended March 31, 1999:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the March 31, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changes the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock.
As a result of the split, 999,000 shares were issued.
All references in the accompanying financial statements to the number of common stock and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Cirrus
Development Corp., a Nevada corporation and its predecessors, unless the context indicates otherwise.
The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The
Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the period ended March
31, 2000.

The Company recorded net income loss of $0 for the three months ended March 31, 2000 compared to $0 loss for the comparable period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The
Company had a net working capital deficit of $0 at March 31, 2000 with a net working capital deficit of $0 at December 31, 1999.



PART II

Item 1.   LEGAL PROCEEDINGS.

Not Applicable.

Item 2.   CHANGES IN SECURITIES.

Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

There have been no matter submitted to a vote of security holders for the period covered by this report.

Item 5.   OTHER INFORMATION

Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the following index to Exhibits.

Index to Exhibits.

Exhibit 1.*  Articles of Incorporation.

Exhibit 2.*  Amendment to Articles of Incorporation.

Exhibit 3.*  Bylaws.

Exhibit 27   Financial Data Schedule
______
*   Previously filed.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cirrus Development Corp.
DATE: September 18, 2000
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2000 By:

      /s/
Daniel L. Hodges, President, Secretary and Sole Director
CIRRUS DEVELOPMENT CORP.


2

F - 12