Form 10QSB
period 2001-06-30
CIRRUS DEVELOPMENT CORP
filed 2001-08-17
CIK 1100572

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2001

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

     Class         Outstanding as of August 1, 2001
$.001 Par Value Common Stock          1,000,000 SHARES


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


          ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Cirrus Development Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Reviewed, interim financial statements are presented including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet.


INDEPENDENT ACCOUNTANT'S REPORT

Cirrus Development Corp.
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Cirrus Development Corp. (a development stage company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                Certified Public Accountants
Salt Lake City, Utah
August 15, 2001
     F-1


CIRRUS DEVELOPMENT CORP.
 (A Development Stage Company)
BALANCE SHEETS

                                 June 30      December 31
                                   2001          2000
Assets:                             $  -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                   $  -        $215
  Total Liabilities                 $  -        $215

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at June 30, 2001
  and December 31, 2000            1,000        1,000

 Paid-In Capital                   3,300        2,035

 Retained Deficit                 (1,300)      (1,300)

 Deficit Accumulated During the
  Development State               (3,000)      (1,950)

  Total Stockholders' Equity           -        $(215)

 Total Liabilities and
   Shareholders' Equity             $  -        $   -

     F-2
See accompanying notes and accountants' report.


CIRRUS DEVELOPMENT CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
               For the three months ended
                       ended June 30,
                       2001       2000


Revenues              $   -        $   -

Expenses
 General & Administrative 250        985

  Net Loss            $(250)       $(985)

Basic & Diluted loss per share
                      $   -        $   -
                                             Cumulative
                                             since October
                                             20, 1999
                For the six months ended   inception of
                       ended June 30,       development
                       2001       2001          stage


Revenues              $   -        $   -        $    -

Expenses
 General & Administrative 1,050       985          3,000

  Net Loss            $ (1,050)     $(985)       $(3,000)

Basic & Diluted loss per share
                      $   -        $   -

     F-3
See accompanying notes and accountants' report.



CIRRUS DEVELOPMENT CORP.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                    Cumulative
                                                Since October
                                                    20, 1999
                     For the six months ended   Inception of
                              ended June 30,      Development
                              2001       2000         Stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                     $(1,050)      $(985)    $(3,000)
Increase (Decrease) in
 Accounts Payable               (215)         55        (300)
Net Cash Used in
 Operating activities         (1,265)       (930)     (3,300)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder               1,265          930       3,300
Net Cash provided by
 Financing activities         1,265          930       3,300

Net (Decrease) Increase in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None
     F-4
See accompanying notes and accountants' report.


CIRRUS DEVELOPMENT CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

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

     The unaudited financial statements as of June 30, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments
(which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on July 11, 1996. The Company ceased all operating activities during the period from July
22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of June
30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss per Share

	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
          For the three months ended June 30, 2001:
Basic Loss per Share
Loss to common shareholders
				$ (250)    1,000,000     $ -

          For the six months ended June 30, 2001:
Basic Loss per Share
Loss to common shareholders
				$(1,050)   1,000,000     $ -

          For the three months ended June 30, 2000:
Basic Loss per Share
Loss to common shareholders
				$ (985)    1,000,000     $ -

          For the six months ended June 30, 2000:
Basic Loss per Share
Loss to common shareholders
				$ (985)    1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2001 and 2000 financial statements to conform with the June 30, 2001 presentation.

NOTE 2 - INCOME TAXES

     As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses for the quarter ended June 30, 2001 in the amount of $250 compared to $985 for the same period in 2000.

The Company recorded net income loss of $250 for the three months ended June 30, 2001 compared to $985 loss for the comparable period in 2000.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The
Company had a net working capital deficit of $0 at June
30, 2001 with a net working capital deficit of $215 at December 31, 2000.

Net stockholders' deficit in the Company was $0 as of June 30, 2001 and $215 at December 31, 2000.


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


     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2001.

Cirrus Development Corp.

/s/      Daniel L. Hodges
   ---------------------------
     Daniel L. Hodges
     August 17, 2001
     President/CFO and Director